Form 10QSB
period 2006-08-31
Grace 7, Inc.
filed 2006-10-12
CIK 1366536

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2006

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-52068


                                  Grace 7, Inc.
                                  -------------
        (Exact name of small business issuer as specified in its charter)


                 Delaware                          20-3709028
                 --------                          ----------
     (State or other jurisdiction of             (I.R.S. employer
        incorporation or formation)            identification number)


                                 2 Bridge Avenue
                           Red Bank, New Jersey 07701
                           --------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (732) 530-9007
                    Issuer's facsimile number: (732) 530-9008


                                    No change
                                    ---------
                     (Former name, former address and former
                   fiscal year, if changed since last report)


                                   Copies to:
                                   ----------
                              The Sourlis Law Firm
                            Virginia K. Sourlis, Esq.
                                  The Galleria
                                 2 Bridge Avenue
                           Red Bank, New Jersey 07701
                                 (732) 530-9007
                               www.SourlisLaw.com

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 2006: 100,000 shares of common stock.

                                  GRACE 7, INC.
                    (a corporation in the development stage)

                   INTERIM AND UNAUDITED FINANCIAL STATEMENTS

                                 August 31, 2006

--------------------------------------------------------------------------------

                                  GRACE 7, INC.
                    (a corporation in the development stage)
               INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
                                 August 31, 2006

                                                                       Page
                                                                       ----

Financial Statements

         Balance Sheet                                                 F-1

         Statement of Operations                                       F-2

         Statement of Stockholder's Equity                             F-3

         Statement of Cash Flows                                       F-4


Notes to Financial Statements                                          F-5 -
                                                                       F-6


--------------------------------------------------------------------------------

                                  GRACE 7, INC.
                    (a corporation in the development stage)
                       INTERIM AND UNAUDITED BALANCE SHEET
                                 August 31, 2006

ASSETS

        Total assets                                                      $  --
                                                                          =====

LIABILITIES AND STOCKHOLDER'S EQUITY
        Due to shareholder                                                  200

        Total liabilities                                                 $ 200
                                                                          -----

Commitments and contingencies

Stockholder's equity
     Preferred stock, $.0001 par value, authorized 10,000,000 shares;        --
        none issued
     Common Stock, $.0001 par value, authorized 100,000,000 shares;          --
        issued and outstanding 100,000 shares                                --
     Additional paid in capital                                             100
     Deficit accumulated during the development stage                      (300)
                                                                          -----

        Total stockholder's equity                                         (200)
                                                                          -----

        Total liabilities and stockholder's equity                        $  --
                                                                          =====


    The accompanying notes are an integral part of these financial statements


                                      F-1
--------------------------------------------------------------------------------

                                  GRACE 7, INC.
                    (a corporation in the development stage)
                  INTERIM AND UNAUDITED STATEMENT OF OPERATIONS
               For the period from June 2, 2006 to August 31, 2006


Filing fees                                                           $     200
                                                                      ---------

Net loss                                                              $    (200)
                                                                      =========

Weighted average shares outstanding (basic and diluted)                 100,000
                                                                      ---------

Net loss per share (basic and diluted)                                $  (0.002)
                                                                      =========


    The accompanying notes are an integral part of these financial statements


                                      F-2
--------------------------------------------------------------------------------

                                  GRACE 7, INC.
                    (a corporation in the development stage)
             INTERIM AND UNAUDITED STATEMENT OF STOCKHOLDER'S EQUITY
               For the period from June 2, 2006 to August 31, 2006

                                    Common Stock          Additional
                                Shares          Amount      Paid-in           Loss        Stockholder's
                                                            Capital                           Equity
                               -------------------------------------------------------------------------
Balance, June 2, 2006           100,000        $    --        $   100        $  (100)        $    --

Common shares issued                 --             --             --             --              --

Net loss                             --             --             --        $  (200)        $  (200)
                               -------------------------------------------------------------------------

Balance, August 31, 2006        100,000        $    --        $   100        $  (300)        $  (200)
                               =========================================================================


    The accompanying notes are an integral part of these financial statements


                                      F-3
--------------------------------------------------------------------------------

                                  GRACE 7, INC.
                    (a corporation in the development stage)
                  INTERIM AND UNAUDITED STATEMENT OF CASH FLOWS
               For the period from June 2, 2006 to August 31, 2006

Cash flows from operating activities
     Net income (loss)                                                    $(200)
                                                                          -----

        Cash flows used in operating activities                            (200)
                                                                          -----

Cash flows from financing activities
     Proceeds from due to shareholder                                       200
                                                                          -----
     Proceeds from issuance of common shares                                 --
                                                                          -----

        Cash flows provided by financing activities                         200
                                                                          -----

Net increase in cash                                                         --

Cash, beginning of period                                                    --
                                                                          -----

Cash, end of period                                                       $  --
                                                                          =====


    The accompanying notes are an integral part of these financial statements


                                      F-4
--------------------------------------------------------------------------------

                                  GRACE 7, INC.
                    (a corporation in the development stage)
               NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
                                 August 31, 2006

NOTE 1 - Organization and Significant Accounting Policies

Nature of Operations

      Grace 7, Inc. ("the Company") was incorporated in the State of Delaware on October 27, 2005 and is currently in its development stage.

      As a blank check company, the Company's business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

      Since inception, the Company has been engaged in organizational efforts.

      The Company has adopted its fiscal year end to be May 31st.

Basis of Accounting:

The Company's financial statements are prepared in accordance with U.S. generally accepted accounting principles.

Loss per Common Share

      Loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128.

NOTE 2 - PREFERRED STOCK

      The Company is authorized to issue 10,000,000 shares of preferred stock. The Preferred Stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

                                                                      Continued,


                                      F-5
--------------------------------------------------------------------------------

                                  GRACE 7, INC.
                    (a corporation in the development stage)
               NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
                                 August 31, 2006

NOTE  3 -  DUE TO SHAREHOLDER

      During the period of June 2, 2006 through August 31, 2006, the Company incurred $200 in SEC filing fees. The Shareholder advanced these funds on behalf of the Company. There are no formal repayment terms.

NOTE 4- COMMON STOCK

      The Company is authorized to issue 100,000,000 shares of Company Stock. On October 27, 2005, the Company issued 100,000 shares of Common Stock for total consideration of $100 to the sole shareholder of the Company.

      Holders of shares of Common Stock shall be entitled to cast one vote for each share held at all stockholders' meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

NOTE 5 - GOING CONCERN

      The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of these financial statements, the Company has made no efforts to identify a possible business combination.

      The Company's shareholder shall fund the Company's activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.


                                      F-6
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations Plan of Operation

The Company is continuing its efforts to locate a merger Candidate for the purpose of a merger. It is possible that the Company will be successful in locating such a merger candidate and closing such merger. However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Company would obtain any such equity funding.

Results of Operation

The Company did not have any operating income from June 2, 2006 through August 31, 2006. The Company recognized a net loss of $200. Expenses during this period were comprised of costs mainly associated with SEC filing fees.

Liquidity and Capital Resources

At August 31, 2006, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

The Company and or shareholders will supervise the search for target companies as potential candidates for a business combination. The Company and or shareholders may pay as their own expenses any costs incurred in supervising the search for a target company. The Company and or shareholders may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending August 31, 2006, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports of Form 8-K.

         (a)      Exhibits

*3.1 Certificate of Incorporation, as filed with the Delaware Secretary of State October 27, 2005.

*3.2     By-Laws

31.1     Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1     Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002


* Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 19, 2006, and incorporated herein by this reference.


         (b) Reports of Form 8-K

         None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


Dated:  October 12, 2006

Grace 7, Inc.

By: /s/ Virginia K. Sourlis
    -----------------------
President