Form 10QSB
period 2007-08-31
Grace 7, Inc.
filed 2007-10-05
CIK 1366536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ________

Commission File No. 000-52068

GRACE 7, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3709028
(State or other jurisdiction of incorporation or formation)	(I.R.S. Employer Identification No.)

2 Bridge Avenue, Red Bank, New Jersey 07701
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number:  (732) 530-9007

N/A
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

Transitional Small Business Disclosure Format: Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 100,000 shares of common stock, par value $.0001 per share, outstanding as of October 5, 2007.

GRACE 7, INC.
INDEX
August 31, 2007

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

GRACE 7, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS
August 31, 2007 (Unaudited) and May 31, 2007 (Audited)

	August 31, 2007	May 31, 2007
	(Unaudited)	(Audited)
Assets
Prepaid expenses	$-	$1,500

Total assets	$-	$1,500

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$2,429	$4,000

Total liabilities	2,429	4,000

Commitment and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value,
authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value,
authorized 100,000,000 shares
100,000 issued and outstanding	10	10
Additional paid-in capital	3,605	2,784
Deficit accumulated during the development stage	(6,044)	(5,294)

Total stockholder's equity (deficit)	(2,429)	(2,500)

Total liabilities and stockholder's equity (deficit)	$-	$1,500

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

GRACE 7, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

			For the period
	For the three	For the three	October 27, 2005
	months ended	months ended	(Inception) to
	August 31, 2007	August 31 2006	August 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-

General and administrative expenses	750	200	6,044

Net loss	$(750)	$(200)	$(6,044)

Weighted average number of
common shares outstanding
(basic and fully diluted)	100,000	100,000	100,000

Basic and diluted (loss) per common share	$(0.008)	$(0.002)	$(0.060)

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

GRACE 7, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
For the period October 27, 2005 (Inception) to August 31, 2007
(Unaudited)

						Deficit
						Accumulated
					Additional	During the	Stockholder's
	Preferred Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balance - October 27, 2005	-	$-	-	$-	$-	$-	$-

Issuance of common shares	-	-	100,000	10	90	-	100

Capital contributions - stockholder	-	-	-	-	-	-	-

Net (loss)	-	-	-	-	-	(100)	(100)

Balance, June 02, 2006	-		$100,000	$10	$90	$(100)	$-

Capital contributions - stockholder	-	-	-	-	2,694	-	2,694

Net (loss)	-	-	-	-	-	(5,194)	(5,194)

Balance, May 31, 2007	-	$-	100,000	$10	$2,784	$(5,294)	$(2,500)

Capital contributions - stockholder	-	-	-	-	821	-	821

Net (loss)	-	-	-	-	-	(750)	(750)

Balance, August 31, 2007	-	$-	100,000	$10	$3,605	$(6,044)	$(2,429)

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

GRACE 7, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

			For the period
	For the three	For the three	October 26, 2006
	months ended	months ended	(Inception) to
	August 31, 2007	August 31 2006	August 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss)	$(750)	$(200)	$(6,044)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
(Increase) decrease in prepaid expenses	1,500	-	-
Increase (decrease) in accounts payable	(1,571)	-	2,339

Net cash (used in) operating activities	(821)	(200)	(3,705)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	100
Proceeds from additional capital contributions	821	200	3,605

Net cash provided by financing activities	821	200	3,705

Net increase in cash and cash equivalents	-	-	-

Cash - beginning of period	-		-

Cash - end of period	$-	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

See accompanying notes

GRACE 7, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
August 31, 2007

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

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period October 27, 2005 (inception) through August 31, 2007, the Company did not maintain any bank accounts.

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
August 31, 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

f.
New Accounting Pronouncement - In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 157 to have an effect on its financial statements.

NOTE 3. PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of Preferred Stock. The Preferred Stock of the Company may be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

NOTE 4. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of Company Stock. On October 27, 2005, the Company issued 100,000 shares of Common Stock for total consideration of $100 to the sole stockholder of the Company.

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

NOTE 6  RELATED PARTY TRANSACTIONS

The Company utilizes the office space and equipment of its sole stockholder, at no cost to the Company. Management estimates such amounts to be immaterial.

GRACE 7, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
August 31, 2007

NOTE 7 INTERIM FINANCIAL STATEMENTS

The accompanying Interim Financial Statements of the Company as of August 31, 2007, the three months ended August 31, 2007 and for the period October 27, 2005 (inception) through August 31, 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included.

All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-SB12G filed with the Securities and Exchange Commission on June 19, 2006, which contained audited financial statements as of June 2, 2006 and for the period October 27, 2005 (inception) to June 2, 2006.

NOTE 8 GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of these financial statements, the Company has made no efforts to identify a possible business combination.

The Company’s sole stockholder shall fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS PLAN OF OPERATION

The Company is continuing its efforts to locate a merger candidate for the purpose of a merger with the Company. It is possible that the Company will not be successful in locating such a merger candidate and consummating such merger. If the Company cannot consummate a non-cash acquisition, the Company may have to raise funds from borrowings or a private offering or offerings of its securities under Rule 506 of Regulation D under the Securities Act of 1933, as amended. There is no assurance the Company would obtain any such equity funding on favorable terms or at all.

Plan of Operation.

The Company has not realized any revenues from operations since October 27, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable merger candidates.

Results of Operations.

The Company has not conducted any active operations since inception, except for its efforts to locate suitable merger candidates. No revenue has been generated by the Company from October 27, 2005 (inception) to August 31, 2007. The Company does not anticipate having any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Liquidity and Capital Resources

At August 31, 2007, the Company had no capital resources and will rely upon the issuance of securities and/or additional capital contributions from its sole stockholder to fund administrative expenses pending acquisition of an operating company.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more Internet sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

The Company’s sole stockholder will supervise the search for target companies as potential candidates for a business combination. The Company and/or its sole stockholder may pay as their own expenses any costs incurred in supervising the search for a target company. The Company and/or its sole stockholder may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Item 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of August 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, consisting of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended August 31, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending November 30, 2006, covered by this report to a vote of the Company's stockholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 27, 2005.

*3.2	By-Laws

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

* Filed as an exhibit to the Company’s Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on June 19, 2006 and incorporated herein by this reference.

(b) Reports of Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: October 5, 2007

GRACE 7, INC.

By:	/s/ VIRGINIA K. SOURLIS
Virginia K. Sourlis President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)