Form 10QSB
period 2007-11-30
Grace 7, Inc.
filed 2008-01-09
CIK 1366536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ________

Commission File No. 000-52068

GRACE 7, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3709028
(State or other jurisdiction of incorporation or formation)	(I.R.S. Employer Identification No.)

2 Bridge Avenue
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 9, 2008: 100,000 shares of common stock, par value $.0001 per share.

GRACE 7, INC.
INDEX
November 30, 2007

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

GRACE 7, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS
November 30, 2007 and May 31, 2007

	11/30/2007	5/31/2007
	Unaudited
Assets
Prepaid expenses	$-	$1,500

Total assets	$-	$1,500

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,214	$4,000

Total liabilities	1,214	4,000

Commitment and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares 100,000 issued and outstanding	10	10
Additional paid-in capital	5,320	2,784
Deficit accumulated during the development stage	(6,544)	(5,294)

Total stockholder's equity (deficit)	(1,214)	(2,500)

Total liabilities and stockholder's equity (deficit)	$-	$1,500

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes should be read in conjunction with the financial statements.

GRACE 7, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)

				For the period
	For the three	For the six	For the period	October 27, 2005
	months ended	months ended	June 2, 2006 to	(Inception) to
	November 30, 2007	November 30, 2007	November 30, 2006	November 30, 2007
	Unaudited	Unaudited	Unaudited	Unaudited

Net sales	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

General and administrative Expenses	500	1,250	2,484	6,544

Net loss	$(500)	$(1,250)	$(2,484)	$(6,544)

Weighted average number of common shares outstanding (basic and fully diluted)	100,000	100,000	100,000	100,000

Basic and diluted (loss) per common share	$(0.005)	$(0.013)	$(0.025)	$(0.065)

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes should be read in conjunction with the financial statements.

GRACE 7, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)
For the period October 27, 2005 (Inception) to November 30, 2007
Unaudited

	Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Stockholder's Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balance – October 27, 2005	-	$-	-	$-	$-	$-	$-

Issuance of common shares	-	-	100,000	10	90	-	100

Net (loss)	-	-	-	-	-	(100)	(100)

Balance, June 02, 2006	-	$-	100,000	$10	$90	$(100)	$-

Capital contributions - shareholder	-	-	-	-	2,694	-	2,694

Net (loss)	-	-	-	-	-	(5,194)	(5,194)

Balance, May 31, 2007	-	$-	100,000	$10	$2,784	$(5,294)	$(2,500)

Capital contributions - shareholder	-	-	-	-	2,536	-	2,536

Net (loss)	-	-	-	-	-	(1,250)	(1,250)

Balance, November 30, 2007	-	$-	100,000	$10	$5,320	$(6,544)	$(1,214)

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes should be read in conjunction with the financial statements.

GRACE 7, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

	For the three months ended November 30, 2007	For the six months ended November 30, 2007	For the period June 2, 2006 to November 30, 2006	For the period October 27, 2005 (Inception) to November 30, 2007
	Unaudited	Unaudited	Unaudited	Unaudited
Cash flows from operating activities
Net (loss)	$(500)	$(1,250)	$(2,484)	$(6,544)

Adjustments to reconcile net (loss) to net cash used in operating activities:
(Increase) decrease in prepaid expenses	-	1,500	-	-
Increase (decrease) in accounts payable	-	(2,786)	-	1,214

Net cash (used in) operating activities	(500)	(2,536)	(2,484)	(5,330)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	-	100
Proceeds from additional capital contributions	500	2,536	2,484	5,230

Net cash provided by financing activities	500	2,536	2,484	5,330

Net increase in cash and cash equivalents	-	-	-	-

Cash - beginning of period	-	-	-	-

Cash - end of period	$-	$-	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-	$-	$-
Interest paid	$-	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

GRACE 7, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
November 30, 2007

NOTE 1.  DEVELOPMENT STAGE COMPANY

Grace 7, Inc. (“the Company”) was incorporated in the State of Delaware on October 27, 2005 and is currently in its development stage.

On June 19, 2006, the Company filed a Registration Statement on Form 10SB to have its common stock, par value $0.0001 registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In accordance with the provisions of the Exchange Act such Registration Statement became effective on August 18, 2006.

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

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period October 27, 2005 (inception) through November 30, 2007, the Company did not maintain any bank accounts.

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
November 30, 2007

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

GRACE 7, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
November 30, 2007

NOTE 7 INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements of the Company as of November 30, 2007, the six months ended November 30, 2007 and for the period October 27, 2005 (inception) through November 30, 2007 have been prepared in accordance with accounting principles generally accepted for interim unaudited financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS PLAN OF OPERATION

The Company is continuing its efforts to locate a merger candidate for the purpose of a merger. It is possible that the Company will not be successful in locating such a merger candidate and/or consummating any merger. In the event the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Company would obtain any such equity funding.

Plan of Operation.
The Company has not realized any revenues from operations since October 27, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Results of Operations.
The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 27, 2005 (inception) to November 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Liquidity and Capital Resources

At November 30, 2007, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more Internet websites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

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

As of November 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.
There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended November 30, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 27, 2005, the Company issued 100,000 shares of common stock for total consideration of $100 to the sole shareholder of the Company under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended. .

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending November 30, 2007, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Index

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 27, 2005.
*3.2	By-Laws
31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

* Filed as an exhibit to the Company’s Registration Statement on Form 10-SB (File No. 000-52068), as filed with the Securities and Exchange Commission on June 19, 2006, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: January 9, 2008

Grace 7, Inc.

By:	/s/ Virginia K. Sourlis
Virginia K. Sourlis
President
(Principal Executive Officer)
(Principal Financial Officer)