Form 10QSB
period 2008-02-29
Grace 7, Inc.
filed 2008-04-03
CIK 1366536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

Transitional Small Business Disclosure Format: Yes o No x

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 3, 2008: 100,000 shares of common stock, par value $.0001 per share.

GRACE 7, INC.
A DEVELOPMENT STAGE COMPANY
INDEX
February 29, 2008

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

GRACE 7, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	February 29, 2008	May 31, 2007
	(unaudited)
ASSETS

Prepaid expenses	$-	$1,500

Total assets	$-	$1,500

LIABILITIES AND SHAREHOLDER'S EQUITY

Total liabilities	$500	$4,000

Commitments and contingencies	-	-

Shareholder's equity (deficit)

Preferred stock, $.0001 par value, 10,000,000 shares	-	-
authorized; none issued and outstanding
Common Stock, $.0001 par value, 100,000,000 shares	-	-
authorized; 100,000 shares issued and outstanding	10	10
Additional paid in capital	7,284	2,784
Deficit accumulated during the development stage	(7,794)	(5,294)

Total shareholder's equity (deficit)	(500)	(2,500)

Total liabilities and shareholder's equity (deficit)	$-	$1,500

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

GRACE 7, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS
UNAUDITED

					For the Period
	For the three	For the nine	For the three	For the nine	October 27, 2005
	month period ended	month period ended	month period ended	month period ended	(Date of Inception) to
	February 29, 2008	February 29, 2008	February 29, 2007	February 29, 2007	February 29, 2008

Revenue	$-	$-		$ $	$-

Operating expenses
Organizational and formation costs	-	-	-	-	100
General and administrative expenses	1,250	2,500	310	2,694	7,694

Total operating expenses	1,250	2,500	310	2,694	7,794

Other income (expenses)	-	-	-	-	-

Income (loss) before income taxes	(1,250)	(2,500)	(310)	(2,694)	(7,794)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(1,250)	$(2,500)	$(310)	$(2,694)	$(7,794)

Net income (loss) per common
share (basic and diluted)	$(0.013)	$(0.025)	$(0.003)	$(0.027)	$(0.078)

Weighted average common shares
outstanding (basic and diluted)	100,000	100,000	100,000	100,000	100,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

See accompanying notes

GRACE 7, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (DEFICIT)
FOR THE PERIOD OCTOBER 27, 2005 (DATE OF INCEPTION) TO FEBRUARY 29, 2008
UNAUDITED

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance, October 27, 2005	-	-	-	$-	$-	$-	$-

Issuance of common stock	-	-	100,000	10	90	-	100

Net income (loss)	-	-	-	-	-	(100)	(100)

Balance, June 02, 2006	-	-	100,000	$10	$90	$(100)	$-

Capital Contribution	-	-	-	-	2,694	-	2,694

Net income (loss)	-	-	-	-	-	(5,194)	(5,194)

Balance, May 31, 2007	-	-	100,000	$10	$2,784	$(5,294)	$(2,500)

Capital Contribution					4,500		4,500

Net income (loss)	-	-	-	-	-	(2,500)	(2,500)

Balance, February 29, 2008	-	-	100,000	$10	$7,284	$(7,794)	$(500)

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

GRACE 7, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS
UNAUDITED

			For the Period
			October 27, 2005
	For the nine months ended		(Date of Inception)
	February 29, 2008	February 28, 2007	to February 29, 2008

Cash flows from operating activities
Net income (loss)	$(2,500)	$(1,310)	$(7,794)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) decrease in prepaid expenses	500	-	-
Increase (decrease) in accounts payable	(2,500)	-	500

Cash flows used in operating activities	(4,500)	(1, 310)	(7,294)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	10
Capital contributions	4,500	1,310	7,284

Cash flows provided by financing activities	4,500	1,310	7,294

Net increase (decrease) in cash	-	-	-

Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

GRACE 7, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
February 29, 2008

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

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period October 27, 2005 (inception) through February 29, 2008, the Company did not maintain any bank accounts.

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
February 29, 2008

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

GRACE 7, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
February 29, 2008

NOTE 7 INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements of the Company as of February 29, 2008, the nine months ended February 29, 2007 and for the period October 27, 2005 (inception) through February 29, 2008 have been prepared in accordance with accounting principles generally accepted for interim unaudited financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS PLAN OF OPERATION

Plan of Operation

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Since our formation on October 27, 2005, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company.

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

The Company and/or its sole shareholder will supervise the search for target companies as potential candidates for a business combination. The Company and/or its sole shareholder may pay as their own expenses any costs incurred in supervising the search for a target company. The Company and/or its shareholder may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

As a result of our limited resources, we expect to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officers and directors are only required to devote a very limited portion of their time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We expect our present management to play no managerial role in the Company following a merger or business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to effect an acquisition of or merger with another operating company, of which there can be no assurance.

For the three and nine month periods ending February 29, 2008, and the period from October 27, 2005 (Inception) to February 27, 2008, the Company had no activities that produced revenues from operations.

For the three month periods ended February 29, 2008 and 2007, the Company had a net loss of $1,250 and $310, respectively. For the nine month periods ended February 28, 2008 and 2007, the Company had a net loss of $2,500 and $2,694, respectively. From the Company’s date of inception (October 27, 2005) to February 27, 2008, the Company had a net loss of $7,794. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on July 7, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

As of February 29, 2008, the Company had assets equal to $0 compared to $1,500 as of May 31, 2007 comprised exclusively of prepaid services. The Company’s current liabilities as of February 29, 2008 and May 31, 2007 totaled $500 and $4,000, respectively, comprised accounts payable.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from October 27, 2005 (Inception) to February 29, 2008

Operating activities	$(7,294)
Investing activities	-
Financing activities	$7,294

Net effect on cash	$0

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

At February 29, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from its sole shareholder to fund administrative expenses pending acquisition of an operating company.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

As of February 29, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended February 29, 2008.

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

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending February 29, 2008, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Index

3.1*	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 27, 2005.

3.2*	By-Laws

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

* Filed as an exhibit to the Company’s Registration Statement on Form 10-SB (File No. 000-52061), as filed with the Securities and Exchange Commission on June 19, 2006, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: April 3, 2008

Grace 7, Inc

By:	/s/ Virginia K. Sourlis
Virginia K. Sourlis Chief Executive Officer, President And Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)